Form 10-K/A
COMM 2012-LC4 Mortgage Trust
filed 2013-08-30
CIK 1543042

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K/A
                               (Amendment No. 1)


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

     Not applicable.

   EXPLANATORY NOTE

   The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 29, 2013, is to file (i) an amended Rule 13a-14(d)/15d-14(d) Certification of the depositor, dated August 30, 2013 as a replacement to the Rule 13a-14(d)/15d-14(d) Certification filed as
   Exhibit 31 of the Exhibits, Rule 13a-14(d)/15d-14(d) Certification under
   Item 15 to the Original Form 10-K and (ii) the following supplemental explanation with respect to the Original Form 10-K:

   U.S. Bank National Association acts as Trustee of the issuing entity. Pursuant to the Pooling and Servicing Agreement, the Trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the Trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there was no servicing criteria applicable to the Trustee, as was the case during the reporting period covered by the Original Form 10-K. As a result, this report does not include an assessment of compliance with applicable servicing criteria of the Trustee. The Original Form 10-K includes an assessment of compliance with applicable servicing criteria of the Master Servicer which covers Item 1122(d)(2)(iii) of Regulation AB.


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

        33.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        33.2 CWCapital Asset Management LLC as Special Servicer incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        33.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        33.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant incorporated by reference to Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        33.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        33.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        34.2 CWCapital Asset Management LLC as Special Servicer incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        34.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        34.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant incorporated by reference to Exhibit 34.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        34.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        34.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).


   35   Servicer compliance statement.

        35.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        35.2 CWCapital Asset Management LLC as Special Servicer incorporated by reference to Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        35.3 Deutsche Bank Trust Company Americas as Certificate Administrator incorporated by reference to Exhibit 35.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        35.4 Deutsche Bank Trust Company Americas as Custodian incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).


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


   Date:   August 30, 2013



   /s/ Matt Smith
   ______________________________
   Matt Smith, Vice President


   Date:   August 30, 2013



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

        33.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        33.2 CWCapital Asset Management LLC as Special Servicer incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        33.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        33.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant incorporated by reference to Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        33.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        33.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        34.2 CWCapital Asset Management LLC as Special Servicer incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        34.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        34.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant incorporated by reference to Exhibit 34.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        34.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        34.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).


   35   Servicer compliance statement.

        35.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        35.2 CWCapital Asset Management LLC as Special Servicer incorporated by reference to Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        35.3 Deutsche Bank Trust Company Americas as Certificate Administrator incorporated by reference to Exhibit 35.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).
        35.4 Deutsche Bank Trust Company Americas as Custodian incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-03).