Form 10-K
period 2013-03-27
COMM 2012-LC4 Mortgage Trust
filed 2014-03-28
CIK 1543042

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2013

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

   German American Capital Corporation
   Ladder Capital Finance LLC
   Guggenheim Life and Annuity Company
   (Exact names of the sponsors as specified in their Charters)


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


   Registrant's telephone number, including area code: (212) 250-2500


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

     Not Applicable.


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

     Not Applicable.


   DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24,
   1980).

     Not applicable.


   EXPLANATORY NOTES


   Wells Fargo Bank, National Association, as Master Servicer of the subject transaction did not provide an assessment of compliance with respect to
   Item 1122(d)(3)(iii). At the time the pooling and servicing agreement was entered into, it was intended that either the master servicer or the certificate administrator would perform this servicing function. In fact,
   Item 1122(d)(3)(iii) of Regulation AB was performed by the certificate administrator, and is included in the assessment of compliance with applicable servicing criteria and accountants' attestation report of the certificate administrator for the subject transaction.

   U. S. Bank National Association acts as Trustee of the issuing entity. Pursuant to the Pooling and Servicing Agreement, the Trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the Trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there was no servicing criteria applicable to the Trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the Trustee. The assessment of compliance with applicable servicing criteria of the Master Servicer covers Item 1122(d)(2)(iii) of Regulation AB.

   This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant's attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j), these vendors are "servicers" for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).


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


   ITEM 14.   Principal Accounting Fees and Services.

              Omitted.



              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


   Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

   The Square One Mall Mortgage Loan (Loan Number 1 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on March 19, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $16,114,489.00 for the twelve-month period ended December 31, 2013.


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


   Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

   The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

   The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as Exhibit 33.6. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:


   Material Instances of Noncompliance by National Tax Search, LLC

      1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

               Noncompliance
               During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

               Remediation
               Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes
               B & D, as defined above, as of January 31, 2014, noting no matters of concern.

      In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

   The assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC ("CWAM") is attached to this Annual Report on Form 10-K as Exhibit 33.2. The material instances of noncompliance disclosed in the CWAM assessment are as follows:


   Material Instance of Noncompliance by CWAM

      CWAM's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2013 and for the Reporting Period, disclosed that a material instance of noncompliance occurred with respect to the servicing criterion set forth in Item 1122(d)(4)(vii), as follows:

               With respect to servicing criterion 1122(d)(4)(vii), certain loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) were not initiated, conducted mitigation or recovery actions (e.g., forbearance plans, and concluded in accordance with the timeframes or other mitigation or recovery actions (e.g., forbearance plans, requirements established by the transaction agreements.


   Management's Discussion on Material Instance of Noncompliance by CWAM

      1122(d)(4)(vii): Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the time frames or other requirements established by the transaction agreements.

               Noncompliance:
               CWAM has identified a material instance of non-compliance as of December 31, 2013 and for the Reporting Period as a result of misappropriations of funds from certain securitization transactions included in the Platform by a single CWAM employee (the "Misappropriations"). The Misappropriations started in 2012 and were detected and ceased in September 2013, and included an aggregate amount of approximately $6,000,000. The Misappropriations were limited to certain securitization transactions in the Platform.

               Remediation:
               Promptly upon discovery of the Misappropriations in September 2013, CWAM terminated the offending employee and filed a civil action to recover the misappropriated funds . As of December 31, 2013, all of the affected securitization transactions in the Platform have been fully reimbursed. CWAM has also promptly notified rating agencies and criminal authorities of the Misappropriations and the former employee was arrested on October 2, 2013. Adjustments have been made to CWAM's policies and procedures to minimize the risk of future misappropriation or errors.

      CWAM has advised counsel to the registrant that the reported instance of material instance of noncompliance did not affect this issuing entity.


   Item 1123 of Regulation AB, Servicer Compliance Statement.

   The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.


                                   PART IV

   ITEM 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents filed as a part of this annual report on Form 10-K:

        (1) Not Applicable

        (2) Not Applicable

        (3) See below


    4 Pooling and Servicing Agreement, dated as of March 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park
        Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K on August 14, 2012 and incorporated by reference herein).


   31   Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

        33.1 Wells Fargo Bank, National Association, as Master Servicer

        33.2 CWCapital Asset Management LLC, as Special Servicer

        33.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

        33.4 Park Bridge Lender Services LLC, as Operating Advisor

        33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

        33.6 National Tax Search, LLC, as Servicing Function Participant


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1 Wells Fargo Bank, National Association, as Master Servicer

        34.2 CWCapital Asset Management LLC, as Special Servicer

        34.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

        34.4 Park Bridge Lender Services LLC, as Operating Advisor

        34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

        34.6 National Tax Search, LLC, as Servicing Function Participant


   35   Servicer compliance statement.

        35.1 Wells Fargo Bank, National Association, as Master Servicer

        35.2 CWCapital Asset Management LLC, as Special Servicer

        35.3 Deutsche Bank Trust Company Americas, as Certificate Administrator


 99.1 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K on August 14, 2012 and incorporated by reference herein).

 99.2 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, between Deutsche Mortgage & Asset Receiving Corporation and Guggenheim Life and Annuity Company (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K on August 14, 2012 and incorporated by reference herein).

 99.3 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, between Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K on August 14, 2012 and incorporated by reference herein).


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


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)




   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


   Date:   March 27, 2014




   /s/ Natalie D. Grainger
   Natalie D. Grainger, Vice President


   Date:   March 27, 2014



   EXHIBIT INDEX

   Exhibit No.


    4 Pooling and Servicing Agreement, dated as of March 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park
        Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K on August 14, 2012 and incorporated by reference herein).


   31   Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

        33.1 Wells Fargo Bank, National Association, as Master Servicer

        33.2 CWCapital Asset Management LLC, as Special Servicer

        33.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

        33.4 Park Bridge Lender Services LLC, as Operating Advisor

        33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

        33.6 National Tax Search, LLC, as Servicing Function Participant


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1 Wells Fargo Bank, National Association, as Master Servicer

        34.2 CWCapital Asset Management LLC, as Special Servicer

        34.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

        34.4 Park Bridge Lender Services LLC, as Operating Advisor

        34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

        34.6 National Tax Search, LLC, as Servicing Function Participant


   35   Servicer compliance statement.

        35.1 Wells Fargo Bank, National Association, as Master Servicer

        35.2 CWCapital Asset Management LLC, as Special Servicer

        35.3 Deutsche Bank Trust Company Americas, as Certificate Administrator


 99.1 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K on August 14, 2012 and incorporated by reference herein).

 99.2 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, between Deutsche Mortgage & Asset Receiving Corporation and Guggenheim Life and Annuity Company (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K on August 14, 2012 and incorporated by reference herein).

 99.3 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, between Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K on August 14, 2012 and incorporated by reference herein).