Form 10-K
period 2014-12-31
COMM 2012-LC4 Mortgage Trust
filed 2015-03-26
CIK 1543042

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2014

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from _____ to _____

       Commission file number of the issuing entity: 333-172143-03

        Central Index Key Number of the issuing entity: 0001543042

                     COMM 2012-LC4 Mortgage Trust
      (exact name of the issuing entity as specified in its charter)

         Central Index Key Number of the depositor: 0001013454
             Deutsche Mortgage & Asset Receiving Corporation
        (exact name of the depositor as specified in its charter)

         Central Index Key Number of the sponsor: 0001541294
                  German American Capital Corporation
        (exact name of the sponsor as specified in its charter)

         Central Index Key Number of the sponsor: 0001541468
                      Ladder Capital Finance LLC
        (exact name of the sponsor as specified in its charter)

         Central Index Key Number of the sponsor: 0001547562
                  Guggenheim Life and Annuity Company
        (exact name of the sponsor as specified in its charter)

                                                    45-4704011
               New York                             45-5035640
      (State or other jurisdiction of               45-5035612
       incorporation or organization                45-6874157
           of the issuing entity)                (I.R.S. Employer
                                             Identification Numbers)

                 c/o Deutsche Bank Trust Company Americas
                       as Certificate Administrator
                        1761 East St. Andrew Place
                               Santa Ana, CA
        (Address of principal executive offices of the issuing entity)

                                  92705
                                (Zip Code)

            Registrant's telephone number, including area code:
                              (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]Yes [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

                               Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]          Accelerated filer         [ ]
Non-accelerated filer     [X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                               Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ]Yes [ ]No

                               Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

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

CWCapital Asset Management LLC ("CWCapital") acted as special servicer of loans serviced under the Pooling and Servicing Agreement prior to October 6, 2014, the date as of which CWCapital was removed as special servicer and replaced by Rialto Capital Advisors, LLC ("Rialto") for the mortgage loans, except with respect to the Hartman Portfolio Mortgage Loan. Included in this Form 10-K under Item 15 to this Annual Report on Form 10-K are an assessment of compliance with applicable servicing criteria, an accountants' attestation report on assessment of compliance with applicable servicing criteria and an annual compliance statement for the reporting period January 1, 2014 to October 5, 2014 for CWCapital, and, with respect to the Hartman Portfolio Mortgage Loan, for the reporting period January 1, 2014 to December 31, 2014. Included in this Form 10-K under Item 15 to this Annual Report on Form 10-K are an assessment of compliance with applicable servicing criteria, an accountants' attestation report on assessment of compliance with applicable servicing criteria and an annual compliance statement for the reporting period October 6, 2014 to December 31, 2014 for Rialto.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant's attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search,
LLC. These entities were engaged by the master servicer to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are "servicers" for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section
301.01 (Item 1101(j)).


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

Item 14.  Principal Accounting Fees and Services.

Omitted.


                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Square One Mall Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on March 19, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $15,486,870.00 for the twelve-month period ended December 31, 2014.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider
Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association , as trustee, and Deutsche Bank Trust Company Americas, a certificate administrator:

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association ("U.S. Bank"), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default.
Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs' motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.

Deutsche Bank Trust Company Americas ("DBTCA") has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities ("RMBS") trusts. On June 18, 2014, a group of investors ("Plaintiff Investors") filed a civil action against DBTCA and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label
RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA's and DBNTC's alleged failure to perform their obligations as trustees for the trusts (the "NY Derivative Action"). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the "SDNY Action"), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as Trustee on behalf of the Certificateholders.

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

The assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC ("CWAM") attached to this Annual Report on Form 10-K as Exhibit 33.2 discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance by CWAM
CWAM's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2014 and for the Reporting Period, disclosed a material instance of noncompliance that occurred with respect to the servicing criterion set forth in Item 1122(d)(1)(i), as follows:

*With respect to compliance with servicing criterion 1122(d)(1)(i), CWAM's policies and procedures were not properly instituted to monitor loan performance or other triggers and events of defaults in accordance with the transaction agreements.

Management's Discussion on Material Instance of Noncompliance by CWAM 1122(d)(1)(i): Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance of the transaction agreements. Timely reporting results of monitoring loan performance to the trusts, in accordance with the transaction agreements.

Noncompliance:
The instance of material noncompliance, for the Reporting Period included a failure to deliver required asset status reports ("ASRs") to the transaction parties in a timely manner with respect to certain agreements for the securitization transactions described in the table below (which do not include the securitization transaction to which this Annual Report on Form 10-K relates). The preparation and delivery of ASRs to the transaction parties are a component of CWAM's requirements under section 1122(d)(1)(i) of Regulation AB. The typical delivery timeframe ranges from 30 to 90 days and is dependent upon the related transaction agreements. Certain securitizations require ASRs upon transfer of a loan to CWAM. During the reporting period, CWAM prepared the required ASRs, but failed to deliver the ASRs within the timeframes specified in the transaction agreements. The ASRs for a total of 34 loans related to 17 securitizations were not delivered on time. CWAM remedied the issue in December 2014 by delivering all of the delinquent reports.

#       Securitization       Number of loans impacted
1       BACM 2006-3                     1
2       BACM 2008-1                     3
3       CD 2007-CD4                     5
4       CGCMT 2007-C6                   4
5       GSMS 2012-GCJ7                  1
6       JPMC 2006-CIBC17                3
7       JPMC 2006-LDP9                  3
8       JPMC 2007-LDP11                 2
9       JPMCC 2006-CIBC14               1
10      JPMCC 2008-C2                   1
11      MLCFC 2006-1                    1
12      MLCFC 2007-5                    2
13      MLCFC 2007-6                    1
14      MLMT 2006-C1                    1
15      WBCMT 2006-C25                  1
16      WBCMT 2006-C26                  2
17      WBCMT 2006-C28                  2
Total                                  34


Remediation:
In response to the procedural and system control weaknesses, CWAM's Compliance Committee conducted a process analysis and implemented various measures to prevent recurrence. The measures included additional task-specific training and development of a workflow chart with responsible parties including assignment of a senior manager responsible for the ASR process.


Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.


                                  Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

    (1) Not applicable

    (2) Not applicable

    (3) See below

4 Pooling and Servicing Agreement, dated as of March 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 14, 2012 and incorporated by reference herein).


31      Rule 13a-14(d)/15d-14(d) Certification.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    Wells Fargo Bank, National Association, as Master Servicer

33.2 CWCapital Asset Management LLC, as Special Servicer for all of the mortgage loans prior to October 6, 2014 and as Special Servicer solely with respect to the Hartman Portfolio Mortgage Loan thereafter

33.3    Rialto Capital Advisors, LLC, as Special Servicer on and after
        October 6, 2014, except with respect to the Hartman Portfolio Mortgage Loan

33.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

33.5    Park Bridge Lender Services LLC, as Operating Advisor

33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7    National Tax Search, LLC, as Servicing Function Participant


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Wells Fargo Bank, National Association, as Master Servicer

34.2 CWCapital Asset Management LLC, as Special Servicer for all of the mortgage loans prior to October 6, 2014 and as Special Servicer with respect to the Hartman Portfolio Mortgage Loan thereafter

34.3    Rialto Capital Advisors, LLC, as Special Servicer on and after
        October 6, 2014, except with respect to the Hartman Portfolio Mortgage Loan

34.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

34.5    Park Bridge Lender Services LLC, as Operating Advisor

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7    National Tax Search, LLC, as Servicing Function Participant


35      Servicer compliance statements.

35.1    Wells Fargo Bank, National Association, as Master Servicer

35.2 CWCapital Asset Management LLC, as Special Servicer for all of the mortgage loans prior to October 6, 2014 and as Special Servicer solely with respect to the Harman Portfolio Mortgage Loan thereafter

35.3    Rialto Capital Advisors, LLC, as Special Servicer on and after
        October 6, 2014, except with respect to the Hartman Portfolio Mortgage Loan

35.4    Deutsche Bank Trust Company Americas, as Certificate Administrator

99.1 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 14, 2012 and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, between Deutsche Mortgage & Asset Receiving Corporation and Guggenheim Life and Annuity Company (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on August 14, 2012 and incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, between Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on August 14, 2012 and incorporated by reference herein).

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

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)


/s/ Helaine M. Kaplan
____________________________
Helaine M. Kaplan, President
(senior officer in charge of securitization of the depositor)

Date: March 26, 2015


/s/ Natalie Grainger
____________________________
Natalie Grainger, Vice President

Date: March 26, 2015



EXHIBIT INDEX

Exhibit No.

4 Pooling and Servicing Agreement, dated as of March 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 14, 2012 and incorporated by reference herein).


31      Rule 13a-14(d)/15d-14(d) Certification.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    Wells Fargo Bank, National Association, as Master Servicer

33.2 CWCapital Asset Management LLC, as Special Servicer for all of the mortgage loans prior to October 6, 2014 and as Special Servicer solely with respect to the Hartman Portfolio Mortgage Loan thereafter

33.3    Rialto Capital Advisors, LLC, as Special Servicer on and after
        October 6, 2014, except with respect to the Hartman Portfolio Mortgage Loan

33.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

33.5    Park Bridge Lender Services LLC, as Operating Advisor

33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7    National Tax Search, LLC, as Servicing Function Participant


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Wells Fargo Bank, National Association, as Master Servicer

34.2 CWCapital Asset Management LLC, as Special Servicer for all of the mortgage loans prior to October 6, 2014 and as Special Servicer with respect to the Hartman Portfolio Mortgage Loan thereafter

34.3    Rialto Capital Advisors, LLC, as Special Servicer on and after
        October 6, 2014, except with respect to the Hartman Portfolio Mortgage Loan

34.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

34.5    Park Bridge Lender Services LLC, as Operating Advisor

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7    National Tax Search, LLC, as Servicing Function Participant


35      Servicer compliance statements.

35.1    Wells Fargo Bank, National Association, as Master Servicer

35.2 CWCapital Asset Management LLC, as Special Servicer for all of the mortgage loans prior to October 6, 2014 and as Special Servicer solely with respect to the Harman Portfolio Mortgage Loan thereafter

35.3    Rialto Capital Advisors, LLC, as Special Servicer on and after
        October 6, 2014, except with respect to the Hartman Portfolio Mortgage Loan

35.4    Deutsche Bank Trust Company Americas, as Certificate Administrator

99.1 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 14, 2012 and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, between Deutsche Mortgage & Asset Receiving Corporation and Guggenheim Life and Annuity Company (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on August 14, 2012 and incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, between Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on August 14, 2012 and incorporated by reference herein).