Form 10-K
period 2016-12-31
COMM 2012-LC4 Mortgage Trust
filed 2017-03-31
CIK 1543042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2016

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

New York
(State or other jurisdiction of
incorporation or organization of
the issuing entity)


45-4704011
45-5035640
45-5035612
45-6874157
(I.R.S. Employer
Identification Numbers)


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

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement. Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB. The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant's attestation report for the subject transaction. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search,
LLC. These entities were engaged by the master servicer under the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments.
These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB. Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are "servicers" for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

In August and September 2016, actions were taken intended to terminate Rialto Capital Advisors, LLC ("Rialto") as special servicer and to appoint
KeyBank National Association ("KeyBank") as successor special servicer under the Pooling and Servicing Agreement. On September 13, 2016,
Rialto received notice from the Trustee that it had been terminated as special servicer and that KeyBank had been appointed as replacement special servicer, effective as of September 12, 2016. Consistent with that notice, the name of the special servicer was changed by the Certificate Administrator from Rialto to KeyBank on the monthly distribution date statements attached to the monthly Asset-Backed Issuer Distribution
Reports on Form 10-D for the months of October, November and December 2016 and January 2017. While conducting its due diligence in connection with the preparation of this Annual Report on Form 10-K for the 2016 reporting period, the registrant determined that certain of the documents required for such termination and appointment, including notices, legal opinions and disclosures, were, in fact, missing, defective or otherwise failed to satisfy the requirements of the Pooling and Servicing Agreement.

On February 9, 2017, Rialto was advised that, through no fault of Rialto, the requirements of the Pooling and Servicing Agreement relating to its replacement had not been satisfied. Rialto was, and has been, Special Servicer under the Pooling and Servicing Agreement since replacing CWCapital Asset Management LLC as Special Servicer on October 7, 2014. Accordingly, the monthly distribution date statement attached to the monthly Asset-Backed Issuer Distribution Reports on Form 10-D for February 2017 indicated that Rialto, not KeyBank, was the special servicer of the issuing entity. On March 8, 2017, the registrant and the other relevant parties executed a Notice and Acknowledgement acknowledging that any attempted termination of Rialto as special servicer and appointment of KeyBank as successor special servicing failed to satisfy the requirements of the Pooling and Servicing Agreement, and thus no such termination and appointment occurred. On March 24, 2017, the Trustee delivered a notice of rescission of notice of special servicer replacement rescinding its September 13, 2016 notice. The registrant subsequently filed amended monthly Asset-Backed Issuer Distribution Reports on Form 10-D/As for the months of October, November, and December 2016 and January 2017 indicating that Rialto, not KeyBank was the special servicer during those monthly reporting periods.

Rialto's report on assessment of compliance with servicing criteria for asset-backed securities, and servicer compliance statement, and the attestation report on assessment of compliance with servicing criteria for asset-backed securities of Rialto's accountants for the reporting period are included in this Annual Report on Form 10-K as Exhibits 33.2, 35.2 and 34.2, respectively. As indicated in such exhibits, Rialto took such actions as were necessary to provide such exhibits. No Servicing Transfer Events occurred during the period September 12, 2016 through December 31, 2016; there were no Specially Serviced Loans included in the issuing entity at the commencement of, or during such period. KeyBank has advised the registrant that during such period, the only action taken by KeyBank as purported Special Servicer was a consent to a lease amendment respecting a J.C. Penney Lease relating to the Plaza de Sol Loan. KeyBank did not receive any compensation under the Pooling and Servicing
Agreement for giving such consent. KeyBank provided Rialto with the relevant materials applicable to such consent. On March 29, 2017, the registrant delivered a notice, acknowledged by Rialto, to the Master Servicer, informing the Master Servicer that Rialto concurred in and ratified the consent action taken by KeyBank.

To ensure compliance with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, with respect to future transfers of special servicing, the Certificate Administrator has agreed with the registrant (i) that the Certificate Administrator will forward to the registrant any notices it receives regarding any transfer or proposed transfer of special servicing, including notices from a directing holder, and (ii) to expand and clearly define the roles of the personnel at the Certificate Administrator who receive information relating to transfers or proposed transfers of special servicing, and instruct them how and when to forward any such information to the registrant.


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


Item 14.  Principal Accounting Fees and Services.

Omitted.


ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Square One Mall Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on March 19, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $14,329,623.00 for the twelve- month period ended December 31, 2016.

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


Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian:

Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label
RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA's motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs' conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs' breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs' claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties' joint stipulation and ordered that plaintiffs' claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA's motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs' representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs' claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs' breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs' breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA's demurrer, providing Plaintiffs with thirty days' leave to amend, and denied DBNTC and DBTCA's motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, "IKB"), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York's Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA's motion to dismiss has been briefed and is awaiting decision by the court. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA's belief that it has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Certificate Administrator and Custodian under the Pooling and Servicing Agreement for this transaction.


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

33.3    U.S. Bank National Association, as Trustee (Omitted. See Explanatory
        Notes.)

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

34.3    U.S. Bank National Association, as Trustee (Omitted. See Explanatory
        Notes.)

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

35.1    Wells Fargo Bank, National Association, as Master Servicer

35.2    Rialto Capital Advisors, LLC, as Special Servicer

35.3    Deutsche Bank Trust Company Americas, as Certificate Administrator


99.1 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 14, 2012 under Commission File No. 333-172143-03 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, among Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit
        99.2 to the registrant's Current Report on Form 8-K filed on August 14, 2012 under Commission File No. 333-172143-03 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of March 20, 2012, between Guggenheim Life and Annuity Company and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on August 14, 2012 under Commission File No. 333-172143-03 and incorporated by reference herein)

(b)     The exhibits required to be filed by the Registrant pursuant to
        Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 31, 2017


/s/ Natalie Grainger
Natalie Grainger, Director

Date: March 31, 2017